Form 10-Q
period 2012-09-30
Hauge Technology, Inc.
filed 2012-11-14
CIK 1550954

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54720


                        HAUGE TECHNOLOGY, INC.
           (Exact name of registrant as specified in its charter)

                     ENTREE ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                         1525 3rd Street, Suite F
                        Riverside, California 92507
          (Address of principal executive offices)  (zip code)

                            215 Apolena AVenue
                      Newport Beach, California 92662
        (Former address of principal executive offices)  (zip code)

                             757-277-2858
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2012

Common Stock, par value $0.0001               3,274,126

Documents incorporated by reference:            None

                  FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2012 (unaudited) and
     April 30, 2012                                               1

Statements of Operations for the Three months ended
September 30, 2012 and the Period from April 23, 2012
(Inception) to September 30, 2012 (unaudited)                     2

Statements of Cash Flows for the Period from April 23,
2012 (Inception) to September 30, 2012 (unaudited)                3

Notes to Financial Statements (unaudited)                        4-7

                   Hauge Technology, Inc.
          (formerly Entree Acquisition Corporation)
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                  ASSETS

                                           September 30, 2012     April 30, 2012
                                           ------------------     --------------

   Current assets

       Cash                                 $  2,000              $  2,000
                                            --------              ---------
   TOTAL ASSETS                             $  2,000              $  2,000
                                            ========              =========


                  STOCKHOLDERS' EQUITY

   Stockholders' Equity

      Preferred stock, $0.0001 par value,
        20,000,000 shares authorized;
        none outstanding                    $      -              $      -

      Common Stock, $0.0001 par value,
        100,000,000 shares authorized;
        20,000,000 shares issued and
        outstanding                            2,000                 2,000

      Additional paid-in capital                 750                   750

      Accumulated deficit                       (750)                 (750)
                                            ---------             ---------
  TOTAL STOCKHOLDERS' EQUITY                $  2,000              $  2,000
                                            =========             =========

 The accompanying notes are an integral part of these financial statements



                            Hauge Technology, Inc.
                  (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 For the period from
                                          For the three months      April 23, 2012
                                               ended                (Inception) to
                                           September 30, 2012    September 30, 2012
                                           -----------------     -------------------

   Revenues                                $            -        $              -

   Cost of revenues                                     -                       -
                                           -----------------     -------------------
   Gross profit                                         -                       -

   Operating expenses                                   -                     750
                                           -----------------     -------------------
   Loss before income tax                               -                    (750)

   Income tax                                           -                       -
                                           -----------------     -------------------
   Net loss                                $            -        $           (750)
                                           =================     ===================
   Loss per share - basic and diluted                  0.00                  0.00
                                           =================     ===================
   Weighted average shares outstanding-
       basic and diluted                         20,000,000
                                           -----------------


 The accompanying notes are an integral part of these financial statements



                          Hauge Technology, Inc.
                (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                         For the Period from
                                                           April 23, 2012
                                                           (Inception) to
                                                          September 30, 2012
                                                         -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $           (750)
                                                         -------------------

      Net cash used in operating activities                           (750)
                                                         -------------------
CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                              2,000

  Proceeds from stockholders' additional
     paid-in capital                                                    750
                                                         -------------------
     Net cash provided by financing activities                        2,750
                                                         -------------------
 Net increase in cash                                                 2,000

 Cash at beginning of period                                             -
                                                         -------------------
 Cash at end of period                                   $            2,000
                                                         ===================

 The accompanying notes are an integral part of these financial statements


                           Hauge Technology, Inc.
                 (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

NATURE OF OPERATIONS

Hauge Technology, INc. (formerly Entree Acquisition Corporation
("Hauge" or "the Company") was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Hauge has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Hauge will attempt to locate and negotiate with a business entity for the combination of that target company with Hauge. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Hauge will be successful in locating or negotiating with any target company. Hauge has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012.

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

                          Hauge Technology, Inc.
                (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $750 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                          Hauge Technology, Inc.
                (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim period within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02---Intangibles---Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2012 on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

                          Hauge Technology, Inc.
                (formerly Entree Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                (unaudited)



NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On April 30, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

A shareholder made a contribution in the amount of $750.

NOTE 5   SUBSEQUENT EVENTS

    On October 2, 2012, the following events occurred which resulted in a change of control of the Company:

    The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

     James M. Cassidy resigned as the Company's president, secretary and director. James McKillop resigned as the Company's vice president and director.

    Leif J. Hauge was named as the director of the Company and appointed President, Secretary and Treasurer.

 On October 3, 2012, the Company"issued 2,774,126 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 84.7% of the total outstanding 3,274,126 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      On September 17, 2012, Entree Acquisition Corporation
(the "Company") changed its name to Hauge Technology, Inc.

    The Company was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on May 30, 2012 to register its class of common stock. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

     As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

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

     Subsequent to the date of this Report, on October 2, 2012, the Company effected a change in control by effecting the following:

     James M. Cassidy resigned as the Company's president, secretary and director. James McKillop resigned as the Company's vice president and director.

    Leif J. Hauge was named as the director of the Company and appointed President, Secretary and Treasurer.

    Leif J. Hauge has been the Chairman and chief executive officer of Isobaric Strategies Inc. since 2009. Mr. Hauge has 25 years of international business, R & D and innovation experience. Mr. Hauge invented the XPR Energy Recovery Device) in 2004 and brought to the desalination market last year.
He is the founder of Energy Recovery, Inc. (NASDAQ:ERII), which today is a large manufacturer of energy recovery devices for reverse osmosis desalination. Mr. Hauge received the Sidney Loeb inaugural award by the European Desalination Society in 2006 for his invention and has published several papers and holds six patents.

     The former president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with a target company.

    New management plans to use its personal funds to pay all expenses incurred by the Company in 2012 without reimbursement at any future time. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

     The Company anticipates that it will acquire Isobaric Strategies, Inc., a company dedicated to the market introduction of the XPR
(aXle Position Rotor) pressure exchanger technology for liquid flow energy recovery.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

     On April 30, 2012, Entree issued the following shares of its common stock

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

Of the 20,000,000 shares issued, 19,500,000 shares were redeemed on October 2, 2012 at a redemption price of $1,950.

On October 3, 2012, the Company issued 2,774,126 shares of its common stock.

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

                               ENTREE ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer
                                     For period covered by this report

Dated:   November 14, 2012