Form 10-Q
period 2013-03-31
Hauge Technology, Inc.
filed 2013-05-20
CIK 1550954

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2013

Common Stock, par value $0.0001               3,274,126

Documents incorporated by reference:            None

______________________________________________________________________


                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2013 (unaudited) and
December 31, 2012                                               1

Statements of Operations for the Three Months Ended
March 31, 2013 and for the Period from July 23, 2012
(Inception) to March 31, 2013 (unaudited)                       2

Statements of Cash Flows for the Three Months Ended
March 31, 2013 and for the Period from July 23, 2012
(Inception) to March 31, 2013 (unaudited)                       3

Notes to Financial Statements (unaudited)                       4-8

______________________________________________________________________

                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS


                   ASSETS
                                                   March 31,        December 31,
						      2013             2012
                                                   ------------      ----------
                                                   (unaudited)
  Current assets
       Cash                                       $        50       $       50
                                                  ------------      -----------
  TOTAL ASSETS                                    $        50       $       50
                                                  ============      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities

        Amount due to related party               $    40,000       $   40,000

        Accrued Liabilities                            70,750           60,350
                                                  ------------      -----------
 TOTAL LIABILITIES                                    110,750          100,350
                                                  ------------      -----------
             STOCKHOLDERS' DEFICIT

       Preferred stock, $0.0001 par value,
       20,000,000 shares authorized; none
       issued and outstanding                               -                -

       Common stock, $0.0001 par value,
       100,000,000 shares authorized;
       3,274,126 shares issued and outstanding            327              327

       Additional paid-in capital                         750              750

       Note receivable for stock purchase                (277)            (277)

       Deficit accumulated during the
       development stage                             (111,500)        (101,100)
                                                  ------------      -----------
 TOTAL STOCKHOLDERS' DEFICIT                         (110,700)        (100,300)
                                                  ------------      -----------
 TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                          $        50       $       50
                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                               (unaudited)

                                               For the period from
                                 For the          April 23, 2012
                               period ended       (Inception) to
                               March 31, 2013     March 31, 2013
                               --------------     ---------------

Revenues                       $           -       $           -

Cost of revenues                           -                   -
                               --------------      --------------
Gross profit                               -                   -
                               --------------      --------------

Operating expenses                    10,400              111,500
                               --------------      --------------
Loss before income tax               (10,400)            (111,500)

Income tax                                 -                   -
                               --------------     -----------------

Net loss                       $     (10,400)     $      (111,500)
                               ==============     =================

Loss per share -
   basic and diluted           $       (0.00)     $          (0.00)
                               ==============     =================

Weighted average shares-
   basic and diluted              20,000,000
                               ==============


The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the three     April 23, 2012
                                          months ended      (Inception) to
                                          March 31, 2013    March 31, 2013
                                          -------------     --------------
OPERATING ACTIVITIES

  Net loss                                 $   (10,400)      $  (111,500)

CHANGES IN OPERATING ASSETS & LIABILITIES

   Due to related parties                            -            40,000

   Accrued liablities                            10,400           70,750
                                          -------------     --------------

   Net cash used in operating activities             -              (750)
                                          -------------     --------------

FINANCING ACTIVITIES

   Proceeds from the issuance of common stock        -             2,000
   Payments for redemption of common stock           -            (1,950)
   Proceeds from stockholders' additional
       paid-in capital                               -               750
                                          -------------     --------------

       Net cash provided by financing
           activities                                -               800
                                          -------------     --------------

 Net increase in cash                                -                50

 Cash at beginning of period                         50                -
                                          -------------     --------------
 Cash at end of period                     $         50      $        50
                                          =============      =============


The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF SHAREHOLDERS' DEFICIT


                                                              Note
                         Common Stock           Additional    Receivable                 Total
                       ---------------------    Paid-In       for stock    Accumulated   Stockholders'
                       Shares         Amount    Capital       purchase     deficit       Equity
-----------------------------------------------------------------------------------------------------

Balance, April 23,
  2012 (Inception)             -       $   -     $    -      $      -      $     -        $      -

Issuance of shares by
  cash, April 30, 2012    20,000,000     2,000        750            -            -              2,750

Change of control and
  redemption, October 2,
  2012                   (19,500,000)   (1,950)        -            -            -             (1,950)

Issuance of shares by
  cash, October 3, 2012    2,774,126        277        -           (277)         -                  0

Net loss                         -          -          -              -         (101,100)    (101,100)
                          ==========    =========  ========    ==========      ==========   ==========
Balance,
 December 31, 2012         3,274,126    $   327    $    750    $   (277)      $ (101,100)    $(100,300)
                          ===========   =========  =========   ==========     ===========    ==========
Net loss                         -           -          -             -       $  (10,400)      (10,400)
                          -----------   ---------  ----------  ----------     ------------   ----------
Balance, March 31, 2013    3,274,126    $   327    $    750    $   (277)      $ (111,500)    $(110,700)
                          ===========   =========  =========   ==========     ===========    ==========


The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hauge Technology, Inc. (formerly known as Entree Acquisition Corporation) (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Hauge Technology, Inc. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Hauge Technology, Inc. will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2013 and December 31, 2012.

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

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2013 and December 31, 2012, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $111,500 as of March 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance
Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU
2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic
405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.
The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency
Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of
Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation Overall, or Subtopic 830-30,
Foreign Currency Matters Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU
No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of
Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

______________________________________________________________________
                          HAUGE TECHNOLOGY, INC.
                 (FORMERLY ENTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


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

_____________________________________________________________________

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

CURRENT ACTIVITIES

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenues of development:

    The Company anticipates that it will acquire or enter into another form of business combination with Isobaric Strategies, Inc., a private company. Isobaric Strategies, Inc. was established in 2009 and is dedicated to the market introduction of the XPR (Axle Positioned Rotor) pressure exchanger for liquid flow energy recovery. Through reduced acquisition costs and higher efficiency,advanced XPR technology opens many large markets including brackish reverse osmosis desalination, mining, oil/gas processing and osmotic power. The advanced XPR technology designed by Isobaric Strategies yields twice the flow at higher efficiency with the same manufacturing costs compared to the original pressure exchanger technology, which has been a major component in the worldwide growth of reverse osmosis desalination in the last decade. No agreements have been executed to effect this or any other business combination transaction.

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

     As of March 31, 2013 the Company had not generated revenues and had no income or cash flows from operations since inception.

    At March 31, 2013 the Company had sustained a net loss of $(111,500) and had an accumulated deficit of $(111,500).

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

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On April 30, 2012, the Company issued the following shares of its common stock:

Name                       Number of Shares         Consideration

Tiber Creek Corporation    10,000,000               $1,000
                            (9,750,000 redeemed on October 2, 2012)

MB Americus LLC            10,000,000               $1,000
                            (9,750,000 redeemed on October 2, 2012)

     On October 3,2012 the Company issued 2,774,126 shares of its common stock to Leif J. Hauge, the president of the Company.


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


                            HAUGE TECHNOLOGY, INC.

                            By:   /s/ Leif J. Hauge
                                  President, Chief Financial Officer

Dated:   May 17, 2013